Form 10-Q
period 2015-09-30
Montbriar, Inc.
filed 2015-11-16
CIK 1623028

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2015

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


     Class                                     Outstanding at
                                               November 10, 2015

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

______________________________________________________________________

                           MONTBRIAR, INC.
                       CONDENSED BALANCE SHEETS
                              Unaudited


                                              Sept 30,         December 31,
					        2015             2014
					     (unaudited)       (audited)
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
                                             ============       ===========

  Stockholders' deficit
    Common stock, $0.0001 par value, 100,000,000
    shares authorized; 3,500,000 and 20,000,000
    shares issued and outstanding as of Sept. 30,
    2015 and December 31, 2014, respectively          350           2,000
    Discount on Common Stock                         (350)         (2,000)
    Additional paid-in capital                      6,432             712

    Accumulated deficit                            (6,432)           (712)
                                                ------------      ---------
Total stockholders' deficit                              -               -
                                                ------------      ---------
Total liabilities and stockholders' deficit     $        -        $      -
                                                ============      ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________
                               MONTBRIAR, INC.
                   CONDENSED STATEMENTS OF OPERATIONS
                                  Unaudited

                                      For the three    For the nine
                                      months ended     months ended
                                      Sept. 30, 2015   Sept. 30, 2015
                                      -------------    -------------
Revenue                               $       -         $        -
General and Administrative expenses         (1,560)         (5,720)
                                      -------------    -------------
Operating loss                              (1,560)         (5,720)

Loss before income taxes                    (1,560)         (5,720)
                                      -------------    -------------
Net loss                              $     (1,560)    $    (5,720)
                                      =============    =============
Loss per share - basic and diluted           (0.00)          (0.00)
                                      =============    =============
 Weighted average shares-
      basic and diluted                  3,500,000        7,859,116
                                       ============     ============


The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                                MONTBRIAR, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                       For the nine
                                                       months ending
                                                       Sept. 30, 2015
                                                       -------------
 OPERATING ACTIVITIES
   Net loss                                            $     (5,720)
                                                       -------------
    Non-cash adjustments to reconcile loss to
           net cash used in operating activities
    Expenses paid by stockholder and contributed
           as capital                                  $      5,720
                                                       -------------
   Net cash used in operating activities                          -
   Net increase in cash                                           -
   Cash, beginning of period                                      -
                                                       -------------
   Cash, end of period                                 $          -
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

CASH

Cash include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2015 and December 31, 2014.

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

______________________________________________________________________

                 MONTBRIAR, INC.
          Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2015, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended September 30, 2015.

The Company had working capital of $0 and an accumulated deficit of $6,432 as of September 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from a business combination or other operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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


NOTE 4   STOCKHOLDERS' DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2015, 3,500,000 shares of common stock and no preferred stock were issued and outstanding.

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

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     As of September 30, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained a net loss of $5,720 and a deficit of $6,432. The Company has had no operations or activities in period covered by this Report.

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

Dated:   November 16, 2015