Form 10-K
period 2015-12-31
Montbriar, Inc.
filed 2016-04-27
CIK 1623028

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2015


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

       Class                                   Outstanding at
                                               April 10, 2016

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

     As of December 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2015, the Company had sustained a net loss of $7,280 and a deficit of $7,992.

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

     As of December 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2015, the Company had sustained a net loss of $7,280.

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

2015 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and incorporation and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

     As of December 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2015, the Company had sustained a net loss of $7,280.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2015 are attached hereto.

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

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2015, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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
                            December 31, 2015
	                   -----------------
Audit-Related Fees           $ 7,280

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

Exhibits:

31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm	            1

Balance Sheet as of December 31, 2015 and December 31, 2014         2

Statement of Operations for the period from September 25, 2014
 (Inception) to December 31, 2014 and the year ended
 December 31, 2015              	                            3

Statement of Changes in Stockholders' Deficit for the Period
 from September 25, 2014 (Inception) to December 31, 2014 and the year ended December 31, 2014 and the year ended
 December 31, 2015                                                  4

Statement of Cash Flows for the period from September 25, 2014
 (Inception) to December 31, 2014 and the year ended December
  31, 2015                                                          5

Notes to Financial Statements                                      6-8



ANTON & CHIA, LLP                           CERTIFIED PUBLIC ACCOUNTANTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Montbriar, Inc.

We have audited the accompanying balance sheets of Montbriar, Inc. (the "Company") as of December 31, 2015 and December 31, 2014, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2015 and for the period from September 25, 2014 (Inception) through December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and the period from September 25, 2014 (Inception) through December 31,
2014, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Anton & Chia, LLP

Newport Beach, CA

April 27, 2016

--------------------------------------------------------------------

                              MONTBRIAR, INC.
                               BALANCE SHEET

                       ASSETS
                                     December 31,     December 31,
					2015              2014
                                    -----------      -----------
  Current assets
    Cash                             $       0        $       0
                                     -----------      -----------
  Total assets                       $       0        $       0
                                     ===========      ===========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
    Accrued liabilities              $       0        $       0
                                     -----------      -----------
  Total liabilities                  $       0        $       0
                                     -----------      -----------

 Stockholders' deficit
    Common Stock; $0.0001 par value,       350            2,000
    100,000,000 shares authorized;
    20,000,000 shares issued and
    outstanding

    Discount on Common Stock              (350)           (2,000)

    Additional paid-in capital           7,992               712

    Accumulated deficit                 (7,992)             (712)
                                     -----------      -----------
 Total stockholders' deficit                 0                 0
                                     -----------      -----------
 Total Liabilities and
         stockholders' deficit        $      0         $       0
                                     ===========      ===========


 The accompanying notes are an integral part of these financial statements

                                     2

--------------------------------------------------------------------

                              MONTBRIAR, INC.
                         STATEMENT OF OPERATIONS

                                                For the period
                                                from Sept. 25,
                                                2014 (Inception)
                                  December 31,   to December 31,
                                       2015             2014
                                   -----------   -------------
    Revenue                        $        -     $      0
    Cost of revenue                         -            0
                                   -----------   -------------
    Gross profit                            -            0
    Operating expenses                 (7,280)        (712)
                                   -----------   -------------
    Operating loss                     (7,280)        (712)
    Loss before income taxes           (7,280)        (712)
                                   -----------   -------------
    Income tax expense                      -            0
                                   -----------   -------------
    Net loss                       $   (7,280)        (712)
                                   ===========    ===========
    Loss per share -
      basic and diluted           $       (0)           (0)
                                   -----------   -------------
    Weighted average shares-
      basic and diluted             3,500,000     20,000,000
                                   ===========    ===========




 The accompanying notes are an integral part of these financial statements

                                     3

--------------------------------------------------------------------

                              MONTBRIAR, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                            Discount   Addi-               Total
                           Common Stock     on         tional    Accumu-   Stock-
                      --------------------  Common     Paid-In   lated     holders'
                      Shares     Amount     Stock      Capital   Deficit   Deficit

Balance, September 25,
  2014 (Inception)           -   $     -     $    -     $    -    $     -    $  -

Issuance of
  common stock        20,000,000   2,000      (2,000)        -          -         0

Additional paid-in
  capital                     -        -          -          712         -       1,462

Net loss                      -        -          -                   (712)    (1,462)
                      ===========  =======    =======   =========   =========  =======
Balance,
 December 31, 2014    20,000,000    $ 2,000    $(2,000)  $   712    $ (712)   $   0
                      ===========   =======    =======   ========  =========  =======
Share redemption     (19,500,000)   ( 1,950)    1,950         -          -        -
Common stock issued    3,000,000        300       (300)       -          -        -

Shareholder's contri-         -         -          -       4,160         -      4,160
              bution
Net loss                      -        -          -                 (7,280)     (7,280)
                      ===========  ========    =======   =========  =========  ========
Balance,
 December 31, 2015     3,500,000    $   350    $  (350)  $ 4,872    $(7,992)   $(3,120)
                      ===========   ========   ========  =========  =========  ========



 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------
                              MONTBRIAR, INC.
                          STATEMENT OF CASH FLOWS

                                                For the period
                                                from Sept. 25,
                                                2014 (Inception)
                                  December 31,   to December 31,
                                       2015             2014
                                   -----------   -------------
OPERATING ACTIVITIES
   Net loss                           $(7,280)      $    (712)
                                   -----------    -------------
   Non-Cash adjustments to
      reconcile loss to net cash
       Expenses paid by stockholder
       and contributed as capital       7,280             712
   Changes in Operating Assets
          and Liabilities
       Accrued liabilities                  0               0
                                   -----------     -------------
       Net cash used in
        operating activities                0               0
                                   -----------     -------------
   Net increase in cash                     0               0
   Cash, beginning of period                -               0
                                   -----------     -------------
    Cash, end of period            $        0      $        0
                                  ============     =============


 The accompanying notes are an integral part of these financial statements

                                     5

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2015.

--------------------------------------------------------------------

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of December 31, 2015.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2015, there are no outstanding dilutive securities.

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

--------------------------------------------------------------------

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended December 31, 2015. As of December 31, 2015, the Company has an accumulated deficit of $7,992. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 4   STOCKHOLDERS' DEFICIT

On September 25, 2014, the Company issued 20,000,000 common shares to two directors and officers at a discount of $2,000 of which 19,750,000 shares were redeemed on February 18, 2015. The Company issued 3,000,000 shares on February 18, 2015.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2015, 3,500,000 shares of common stock and no preferred stock were issued and outstanding.

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

                             MONTBRIAR, INC.



                              By:   /s/ Jeremy T. Monte
                                        Chief Executive Officer

Dated: April 27, 2016

                              By:   /s/ Jeremy T. Monte
                                        Chief Financial Officer

Date:  April 27, 2016

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ Jeremy T. Monte          Director            April 27, 2016